Form 10-K
period 2014-12-31
American Express Issuance Trust II; American Express Receivables Financing Corp VIII LLC
filed 2015-03-27
CIK 1562914, 1562918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Item 1117 of Regulation AB: Legal proceedings.

During the last several years as regulatory interest in credit card network pricing to merchants or terms of merchant rules and contracts has increased, American Express Company and its subsidiaries (“American Express”) have responded to many inquiries from banking and competition authorities throughout the world.

In 2010, the DOJ, along with Attorneys General from Arizona, Connecticut, Hawaii (Hawaii has since withdrawn its claim), Idaho, Illinois, Iowa, Maryland, Michigan, Missouri, Montana, Nebraska, New Hampshire, Ohio, Rhode Island, Tennessee, Texas, Utah and Vermont filed a complaint in the U.S. District Court for the Eastern District of New York against American Express, MasterCard International Incorporated and Visa, Inc., alleging a violation of Section 1 of the Sherman Antitrust Act. The complaint alleges that the defendants’ policies prohibiting merchants from steering a customer to use another network’s card, another type of card or another method of payment (“anti-steering” and “non-discrimination” rules and contractual provisions) violate the antitrust laws. The complaint seeks a judgment permanently enjoining the defendants from enforcing their anti-steering and non-discrimination rules and contractual provisions. The complaint does not seek monetary damages.

The DOJ matter was coordinated pre-trial with individual and putative class actions pending in the Eastern District of New York against American Express brought by merchants alleging that the “anti-steering” provisions in its merchant acceptance agreements with the plaintiffs violate federal antitrust laws. As alleged by the plaintiffs, these provisions prevent merchants from steering consumers or offering consumers incentives to use alternative forms of payment when consumers wish to use an American Express-branded card. Plaintiffs seek damages and injunctive relief. Arbitration proceedings raising similar claims also have been filed.

In July 2004, American Express was named as a defendant in a putative class action captioned The Marcus Corporation v. American Express Company, et al., in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of American Express’ charge cards and credit cards in violation of various state and federal laws. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages.

In December 2013, American Express announced a proposed settlement of the Marcus case and the putative class actions challenging American Express’ “anti-steering” or non-discrimination provisions. The settlement, which provides for certain injunctive relief for the proposed classes, received preliminary approval in the United States District Court for the Eastern District of New York. The final approval hearing was held on September 17, 2014 and American Express is awaiting decision.

A non-jury trial in the DOJ matter concluded on August 18, 2014. Closing arguments were held on October 9, 2014 following submission of post-trial proposed findings and briefs. On February 19, 2015, the trial court found that the challenged provisions were anticompetitive and will now determine the scope of the remedy when it enters judgment in the case. American Express intends to vigorously pursue an appeal of the decision and judgment. A trial date for the individual merchant actions has not been set. Defendants’ motion for summary judgment in the individual merchant actions is pending.

In July 2004, a purported class action complaint, Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank, was filed in the United States District Court for the Southern District of New York alleging that American Express conspired with Visa, MasterCard and Diners Club in the setting of foreign currency conversion rates and in the inclusion of arbitration clauses in certain of their cardholder agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general-purpose cardholders who used cards issued by any of the MDL Defendant Banks.” American Express Card Members are not part of the class. The settlement of the claims asserted on behalf of the damage class concerning foreign currency conversion rates was approved in 2012. On April 10, 2014, following a trial of the claims asserted by the injunction class concerning cardholder arbitration clauses, the Court dismissed plaintiffs’ claims and granted judgment in favor of American Express. Plaintiffs have appealed.

In October 2009, a putative class action, captioned Lopez, et al. v. American Express Bank, FSB and American Express Centurion Bank, was filed in the United States District Court for the Central District of California. The amended complaint sought to certify a class of California American Express Card Members whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increased. On August 20, 2014, plaintiffs filed an amended nationwide complaint and an unopposed motion for preliminary approval of a settlement of the claims alleged in that complaint. The settlement provides for certain relief to class members, attorneys’ fees and costs of up to $6 million. On September 22, 2014, the motion for preliminary approval was denied without prejudice to renew. The parties are responding to the Court’s questions regarding the class notice and claims processes and the request for preliminary approval will be renewed.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of American Express Travel Related Services Company, Inc. (“TRS”) (for itself and on behalf of its wholly owned subsidiaries Amex Card Services Company (“ACSC”), American Express Centurion Bank and American Express Bank, FSB), TransCentra, Inc. (formerly known as Regulus Group LLC) (“TransCentra”) (for itself and its wholly owned subsidiaries), and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the American Express Issuance Trust II for the period covered by this Form 10-K. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of and for the year ended December 31, 2014, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

Platform Level Reports

Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. During 2014, TRS’ proprietary facilities conducted paper payment remittance processing services and performed billing dispute services. TransCentra also performed paper payment remittance processing services at three locations in the United States. As a remittance processor, TransCentra is responsible for, among other services, transmitting payment information to TRS, which TRS in turn uses to update its account obligor records. In its Report on Assessment attached as Exhibit 33.2 to this Form 10-K, TransCentra defines its platform to include (i) remittance processing services it provides to customers who are issuers or servicers of asset-backed securities transactions and (ii) who have requested confirmation of TransCentra’s compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions. In addition, eFunds Corporation (“eFunds”), a wholly owned subsidiary of Fidelity National Information Services, Inc., also performs billing dispute services at its Gurgaon and Mumbai, India sites. Within guidelines prescribed by TRS, eFunds is responsible for all aspects of billing disputes, from front end capture of information to the resolution of disputes between cardmembers and merchants. The Bank of New York Mellon is Indenture Trustee of the Trust. In its Report on Assessment attached as Exhibit 33.3 to this Form 10-K, The Bank of New York Mellon defines its platform to include publicly issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006), that are subject to Regulation AB for which The Bank of New York Mellon provides trustee, securities administration, paying agent or custodial services, as defined and to the extent applicable in the transaction agreements, other than residential mortgage-backed securities and other mortgage-related asset-backed securities.

None of TRS or the Trust is an affiliate of TransCentra or The Bank of New York Mellon.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of TRS, ACSC, American Express Centurion Bank, American Express Bank, FSB and TransCentra has been identified by the registrant as a servicer or subservicer with respect to the pool assets held by the Trust for the period covered by this Form 10-K. With the exception of ACSC, each of them has provided a Statement of Compliance for the period covered by this Form 10-K (a “Compliance Statement”), in each case signed by an authorized officer thereof. Each Compliance Statement is attached as an exhibit to this Form 10-K. Effective January 1, 2015, ACSC merged into TRS. Therefore, the Compliance Statement provided by TRS and the review and certification described therein encompass the servicing procedures performed by ACSC during the period covered by this Form 10-K.

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

Dated: March 27, 2015

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).

3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation VIII LLC (incorporated by reference to Exhibit 3.1 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

4.1	Receivables Purchase Agreement, dated as of October 24, 2012, between American Express Centurion Bank and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.1 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

4.2	First Amendment to Receivables Purchase Agreement, dated as of August 22, 2013, between American Express Centurion Bank and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 22, 2013, File No. 333-185503-01).

4.3	Receivables Purchase Agreement, dated as of October 24, 2012, between American Express Bank, FSB and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.2 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

4.4	First Amendment to Receivables Purchase Agreement, dated as of August 22, 2013, between American Express Bank, FSB and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.2 of Form 8-K, dated August 22, 2013, File No. 333-185503-01).

4.5	Receivables Purchase Agreement, dated as of October 24, 2012, between American Express Travel Related Services Company, Inc. and American Express Receivables Financing Corporation VIII LLC (incorporated by reference to Exhibit 4.3 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

4.6	First Amendment to Receivables Purchase Agreement, dated as of August 22, 2013, between American Express Travel Related Services Company, Inc. and American Express Receivables Financing Corporation VIII LLC (incorporated by reference to Exhibit 4.3 of Form 8-K, dated August 22, 2013, File No. 333-185503-01).

4.7	Amended and Restated Trust Agreement, dated as of October 24, 2012, between American Express Receivables Financing Corporation VIII LLC and Wilmington Trust Company (incorporated by reference to Exhibit 4.4 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

4.8	Transfer Agreement, dated as of October 24, 2012, among American Express Receivables Financing Corporation VIII LLC, American Express Issuance Trust II and The Bank of New York Mellon (incorporated by reference to Exhibit 4.5 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

4.9	Amended and Restated Transfer Agreement, dated as of March 12, 2013, among American Express Receivables Financing Corporation VIII LLC, American Express Issuance Trust II and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of Form 8-K, dated March 12, 2013, File No. 333-185503-01).

4.10	Servicing Agreement, dated as of October 24, 2012, among American Express Receivables Financing Corporation VIII LLC, American Express Travel Related Services Company, Inc., American Express Issuance Trust II and The Bank of New York Mellon (incorporated by reference to Exhibit 4.6 of Form S-3/A, filed February 27, 2013, File No. 333-185503-01).

4.11	Amended and Restated Servicing Agreement, dated as of March 12, 2013, among American Express Receivables Financing Corporation VIII LLC, American Express Travel Related Services Company, Inc., American Express Issuance Trust II and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 of Form 8-K, dated March 12, 2013, File No. 333-185503-01).

4.12	Indenture, dated as of October 24, 2012, between American Express Issuance Trust II and The Bank of New York Mellon (incorporated by reference to Exhibit 4.7 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

4.13	Amended and Restated Indenture, dated as of March 12, 2013, between American Express Issuance Trust II and The Bank of New York Mellon (incorporated by reference to Exhibit 4.3 of Form 8-K, dated March 12, 2013, File No. 333-185503-01).

4.14	First Amendment to Amended and Restated Indenture, dated as of August 22, 2013, between American Express Issuance Trust II and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 of Form 8-K, dated August 22, 2013, File No. 333-185503-01).

4.15	Series 2013-1 Indenture Supplement, dated as of March 21, 2013, between American Express Issuance Trust II and The Bank of New York Mellon (incorporated by reference to Exhibit 4.7 of Form 8-K, dated March 12, 2013, File No. 333-185503-01).

4.16	Amendment to Series 2013-1 Indenture Supplement, dated as of April 24, 2013, between American Express Issuance Trust II and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 24, 2013, File No. 333-185503-01).

4.17	Series 2013-2 Indenture Supplement, dated as of September 24, 2013, between American Express Issuance Trust II and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of Form 8-K, dated September 24, 2013, File No. 333-185503-01).

4.18	Omnibus Amendment to Indenture Supplements, dated as of December 19, 2013, between American Express Issuance Trust II and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of Form 8-K, dated December 19, 2013, File No. 333-185503-01).

4.19	Omnibus Amendment to Indenture Supplements, dated as of January 29, 2014, between American Express Issuance Trust II and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 of Form 8-K, dated January 29, 2014, File No. 333-185503-01).

4.20	Seller Agreement, dated as of October 24, 2012, among American Express Centurion Bank, American Express Bank, FSB, American Express Travel Related Services Company, Inc. and American Express Receivables Financing Corporation VIII LLC (incorporated by reference to Exhibit 4.11 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

31.1*	Certification of Anderson Y. Lee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2014 to and including December 31, 2014.

33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc., Amex Card Services Company, American Express Centurion Bank and American Express Bank, FSB.

33.2*	Report on Assessment of Compliance with Servicing Criteria of TransCentra, Inc.

33.3*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc.

34.2*	Attestation Report of Porter Keadle Moore LLC on Assessment of Compliance with Servicing Criteria relating to TransCentra, Inc.

34.3*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.

35.2*	Servicer Compliance Statement of TransCentra, Inc.

35.3*	Servicer Compliance Statement of American Express Centurion Bank.

35.4*	Servicer Compliance Statement of American Express Bank, FSB.

99.1	Assignment No. 1 of Receivables in Aggregate Addition Accounts included in American Express Issuance Trust II, dated as of July 24, 2013, between American Express Receivables Financing Corporation VIII LLC and the American Express Issuance Trust II (incorporated by reference to Exhibit 99.01 of Form 8-K, dated July 18, 2013, File No. 333-185503-01).

99.2	Supplemental Servicing Agreement, dated as of October 24, 2012, among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB and American Express Receivables Financing Corporation VIII LLC (incorporated by reference to Exhibit 4.9 of Form S-3/A, filed February 27, 2013, File No. 333-185503-01).

99.3	Amended and Restated Supplemental Servicing Agreement, dated as of March 12, 2013, among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB and American Express Receivables Financing Corporation VIII LLC (incorporated by reference to Exhibit 4.4 of Form 8-K, dated March 12, 2013, File No. 333-185503-01).

99.4	Defaulted Receivables Supplemental Servicing Agreement, dated as of March 12, 2013, among American Express Travel Related Services Company, Inc., American Express Centurion Bank, American Express Bank, FSB and American Express Receivables Financing Corporation VIII LLC (incorporated by reference to Exhibit 4.6 of Form 8-K, dated March 12, 2013, File No. 333-185503-01).

99.5	Remittance Processing Services Agreement, dated as of October 25, 1999, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.6	Amendment No. 1 to Remittance Processing Services Agreement, dated as of July 1, 2000, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.1 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.7	Amendment No. 2 to Remittance Processing Services Agreement, dated as of June 1, 2002, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.2 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.8	Amendment Agreement Number FLL-05-6-MP01-03, dated as of October 24, 2005, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.3 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.9	Amendment Agreement Number FLL-05-6-MP01-04, dated as of March 22, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.4 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.10	Amendment Agreement Number FLL-05-06-MP01-05, dated as of March 29, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.5 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.11	Amendment Number NYC-0-06-2807, dated as of August 18, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.6 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.12	Amendment Number NYC-0-06-3581, dated as of November, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.7 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.13	Amendment Agreement Number NYC-0-06-2162-02, dated as of October 30, 2009, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.8 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.14	Amendment Agreement Number AMEND-CW170596, dated as of October 30, 2010, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.9 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.15	Amendment Agreement Number AMEND-CW2268976, dated as of October 31, 2013, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated October 31, 2013, File No. 333-185503-01).