Form 10-K/A
period 2017-12-31
American Express Issuance Trust II; American Express Receivables Financing Corp VIII LLC
filed 2018-03-28
CIK 1562914, 1562918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 26, 2018, and is being filed solely to correct an administrative error in the content of Exhibit 34.1 (Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc.). In connection with the filing of this amendment, we have also (a) filed a new Exhibit 31.1 (Certification of David J. Hoberman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2017 to and including December 31, 2017) and (b) refiled Exhibit 33.1 (Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc., American Express Centurion Bank and American Express Bank, FSB).

Other than as discussed above, this Form 10-K/A does not update or amend any other information or any exhibits as originally filed on the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

EXHIBIT INDEX

The following exhibits are filed as part of this Amendment No. 1.

31.1	Certification of David J. Hoberman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2017 to and including December 31, 2017.

33.1	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc., American Express Centurion Bank and American Express Bank, FSB.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc.

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

Dated: March 28, 2018

4