Form 10-K
period 2018-12-31
American Express Issuance Trust II; American Express Receivables Financing Corp VIII LLC
filed 2019-03-25
CIK 1562914, 1562918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☐    NO  ☐

Rule 405 of Regulation S-T is not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

Item 1117 of Regulation AB: Legal Proceedings.

In the ordinary course of business, American Express Company and its subsidiaries (“American Express”) are subject to various claims, investigations, examinations, pending and potential legal actions, and other matters relating to compliance with laws and regulations (collectively, legal proceedings). During the last several years, as regulatory interest in credit card network pricing to merchants or terms of merchant rules and contracts has increased, American Express has responded to many inquiries from banking and competition authorities around the world. In addition, various merchants have initiated legal proceedings to challenge aspects of American Express’ card acceptance agreements with merchants on antitrust grounds.

Individual merchant cases and a putative merchant class action, which were consolidated in 2011 and collectively captioned In re: American Express Anti-Steering Rules Antitrust Litigation (II), are pending in the Eastern District of New York against American Express alleging that provisions in American Express’

merchant agreements prohibiting merchants from differentially surcharging American Express cards or steering a customer to use another network’s card or another type of general-purpose card (“anti-steering” and “non-discrimination” contractual provisions) violate U.S. antitrust laws. The individual merchant cases seek damages in unspecified amounts and injunctive relief. Following the Supreme Court decision in Ohio v. American Express Co. in favor of American Express, plaintiffs in both the individual merchant cases and the putative merchant class action filed amended complaints. Trial has been scheduled in the individual merchant cases for June 2019.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of American Express Travel Related Services Company, Inc. (“TRS”) (for itself and on behalf of its wholly owned subsidiaries, (i) prior to April 1, 2018, American Express Centurion Bank (“AECB”) and American Express Bank, FSB (“FSB”), and (ii) on and after April 1, 2018, American Express National Bank (“AENB”)), Exela Technologies, Inc. (“Exela”) (for itself and its wholly owned subsidiaries), and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the American Express Issuance Trust II for all or a portion of the period covered by this Form 10-K. On April 1, 2018, AECB was converted into a national banking association, AENB, and FSB was then merged with and into AENB.

Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of and for the year ended December 31, 2018, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

Platform Level Reports

Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. During 2018, TRS’ proprietary facilities conducted paper payment remittance processing services and performed billing dispute services. Exela (through its wholly owned subsidiary, Regulus West, LLC) also performed paper payment remittance processing services at three locations in the United States. As a remittance processor, Exela is responsible for, among other services, transmitting payment information to TRS, which TRS in turn uses to update its account obligor records. In its Report on Assessment attached as Exhibit 33.2 to this Form 10-K, Exela defines its platform to include (i) remittance processing services it provides to customers who are issuers or servicers of asset-backed securities transactions and (ii) who have requested confirmation of Exela’s compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions. The Bank of New York Mellon is Indenture Trustee of the Trust. In its Report on Assessment attached as Exhibit 33.3 to this Form 10-K, The Bank of New York Mellon defines its platform to include publicly issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006), that are subject to Regulation AB for which The Bank of New York Mellon provides trustee, securities administration, paying agent or custodial services, as defined and to the extent applicable in the transaction agreements, other than residential mortgage-backed securities and other mortgage-related asset-backed securities.

None of TRS or the Trust is an affiliate of Exela or The Bank of New York Mellon.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of TRS, AECB, FSB, AENB, and Exela has been identified by the registrant as a servicer or subservicer with respect to the pool assets held by the Trust for all or a portion of the period covered by this Form 10-K.

With the exception of AECB and FSB, each of them has provided a Statement of Compliance for the period covered by this Form 10-K (a “Compliance Statement”), in each case signed by an authorized officer thereof. Each Compliance Statement is attached as an exhibit to this Form 10-K. On April 1, 2018, AECB was converted into a national banking association, AENB, and FSB was then merged with and into AENB. Therefore, the Compliance Statement provided by AENB and the review and certification described therein encompass (i) the servicing procedures performed by AECB and FSB during the period covered by this Form 10-K prior to April 1, 2018 and (ii) the servicing procedures performed by AENB during the period covered by this Form 10-K from April 1, 2018.

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

3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation VIII LLC (incorporated herein by reference to Exhibit 3.1 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

4.1	Amended and Restated Receivables Purchase Agreement, dated as of April 1, 2018, between American Express National Bank and American Express Travel Related Services Company, Inc. (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated April 1, 2018, File No. 333-185503-01).

4.2	Second Amended and Restated Receivables Purchase Agreement, dated as of April 1, 2018, between American Express Travel Related Services Company, Inc. and American Express Receivables Financing Corporation VIII LLC (incorporated herein by reference to Exhibit 4.2 of Form 8-K, dated April 1, 2018, File No. 333-185503-01).

4.3	Second Amended and Restated Trust Agreement, dated as of July 29, 2016, between American Express Receivables Financing Corporation VIII LLC and Wilmington Trust Company (incorporated herein by reference to Exhibit 4.4 of Form 8-K, dated July 29, 2016, File No. 333-185503-01).

4.4	Third Amended and Restated Transfer Agreement, dated as of April 1, 2018, among American Express Receivables Financing Corporation VIII LLC, American Express Issuance Trust II and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.3 of Form 8-K, dated April 1, 2018, File No. 333-185503-01).

4.5	Third Amended and Restated Servicing Agreement, dated as of April 1, 2018 among American Express Receivables Financing Corporation VIII LLC, American Express Travel Related Services Company, Inc., American Express Issuance Trust II and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.4 of Form 8-K, dated April 1, 2018, File No. 333-185503-01).

4.6	Third Amended and Restated Indenture, dated as of April 1, 2018, between American Express Issuance Trust II and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.5 of Form 8-K, dated April 1, 2018, File No. 333-185503-01).

4.7	Omnibus Amendment to Indenture Supplements, dated as of December 19, 2013, between American Express Issuance Trust II and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated December 19, 2013, File No. 333-185503-01).

4.8	Omnibus Amendment to Indenture Supplements, dated as of January 29, 2014, between American Express Issuance Trust II and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.1 of Form 8-K, dated January 29, 2014, File No. 333-185503-01).

4.9	Omnibus Amendment to Indenture Supplements, dated as of July 29, 2016, between American Express Issuance Trust II and The Bank of New York Mellon (incorporated herein by reference to Exhibit 4.8 of Form 8-K, dated July 29, 2016, File No. 333-185503-01).

4.10	Amended and Restated Seller Agreement, dated as of April 1, 2018, among American Express National Bank, American Express Travel Related Services Company, Inc. and American Express Receivables Financing Corporation VIII LLC (incorporated herein by reference to Exhibit 4.8 of Form 8-K, dated April 1, 2018, File No. 33-185503-01).

10.1	Amended and Restated Asset Representations Review Agreement, dated as of April 1, 2018, among American Express Receivables Financing Corporation VIII LLC, American Express Travel Related Services Company, Inc. and Clayton Fixed Income Services LLC (incorporated herein by reference to Exhibit 10.1 of Form 8-K, dated April 1, 2018, File No. 333-185503-01).

31.1*	Certification of David J. Hoberman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2018 to and including December 31, 2018.

33.1*	Report on Assessment of Compliance with Servicing Criteria of American Express Travel Related Services Company, Inc. and American Express National Bank.

33.2*	Report on Assessment of Compliance with Servicing Criteria of Exela Technologies, Inc.

33.3*	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1*	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to American Express Travel Related Services Company, Inc.

34.2*	Attestation Report of Plante & Moran PLLC on Assessment of Compliance with Servicing Criteria relating to Exela Technologies, Inc.

34.3*	Attestation Report of KPMG on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1*	Servicer Compliance Statement of American Express Travel Related Services Company, Inc.

35.2*	Servicer Compliance Statement of Exela Technologies, Inc.

35.3*	Servicer Compliance Statement of American Express National Bank.

99.1	Assignment No. 1 of Receivables in Aggregate Addition Accounts included in American Express Issuance Trust II, dated as of July 24, 2013, between American Express Receivables Financing Corporation VIII LLC and the American Express Issuance Trust II (incorporated herein by reference to Exhibit 99.01 of Form 8-K, dated July 18, 2013, File No. 333-185503-01).

99.2	Assignment No. 2 of Receivables in Aggregate Addition Accounts included in American Express Issuance Trust, dated as of December 1, 2016, between American Express Receivables Financing Corporation VIII LLC and the American Express Issuance Trust II (incorporated herein by reference to Exhibit 99.01 of Form 8-K, dated December 1, 2016, File No. 333-185503-01).

99.3	Reassignment No. 1 of Receivables in Removed Accounts from American Express Issuance Trust II, dated as of June 17, 2016, between American Express Receivables Financing Corporation VIII LLC and the American Express Issuance Trust II (incorporated herein by reference to Exhibit 99.01 of Form 8-K, dated June 17, 2016, File No. 333-185503-01).

99.4	Second Amended and Restated Supplemental Servicing Agreement, dated as of April 1, 2018, among American Express Travel Related Services Company, Inc., American Express National Bank and American Express Receivables Financing Corporation VIII LLC (incorporated herein by reference to Exhibit 4.6 of Form 8-K, dated April 1, 2018, File No. 333-185503-01).

99.5	Amended and Restated Defaulted Receivables Supplemental Servicing Agreement, dated as of April 1, 2018, among American Express Travel Related Services Company, Inc., American Express National Bank and American Express Receivables Financing Corporation VIII LLC (incorporated herein by reference to Exhibit 4.7 of Form 8-K, dated April 1, 2018, File No. 333-185503-01).

99.6	Remittance Processing Services Agreement, dated October 25, 1999, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.7	Amendment No. 1 to Remittance Processing Services Agreement, dated as of July 1, 2000, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.1 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.8	Amendment No. 2 to Remittance Processing Services Agreement, dated as of June 1, 2002, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.2 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.9	Amendment Agreement Number FLL-05-6-MP01-03, dated October 24, 2005, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.3 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.10	Amendment Agreement Number FLL-05-6-MP01-04, dated as of March 22, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.4 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.11	Amendment Agreement Number FLL-05-06-MP01-05, dated as of March 29, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.5 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.12	Amendment Number NYC-0-06-2807, dated as of August 18, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.6 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.13	Amendment Number NYC-0-06-3581, dated on or about November 15, 2006, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.7 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.14	Amendment Agreement Number NYC-0-06-2162-02, dated as of October 30, 2009, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.8 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.15	Amendment Agreement Number AMEND-CW170596, dated as of October 30, 2010, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 4.10.9 of Form S-3, filed December 14, 2012, File No. 333-185503-01).

99.16	Amendment Agreement Number AMEND-CW2268976, dated as of October 31, 2013, between American Express Travel Related Services Company, Inc. and Regulus West LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated October 31, 2013, File No. 333-185503-01).

99.17	Amendment Agreement Number AMEND-CW2423241, dated as of October 30, 2016, between American Express Travel Related Services Company, Inc. and Regulus West, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated October 30, 2016, File No. 333-185503-01).

99.18	Amendment Agreement Number AMEND-CW2428684, dated as of January 30, 2017, between American Express Travel Related Services Company, Inc. and Regulus West, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated January 30, 2017, File No. 333-185503-1).

99.19	Amendment Agreement Number AMEND-CW2392916, dated as of February 23, 2017, between American Express Travel Related Services Company, Inc. and Regulus West, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K, dated February 23, 2017, File No. 333-185503-01).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS ISSUANCE TRUST II

By:	AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION VIII LLC, Depositor

By:	/s/ David J. Hoberman
	Name:	David J. Hoberman
	Title:	President (Senior officer in charge of securitization)

Dated: March 25, 2019